Form 10-K/A
period 2002-12-31
CREDIT SUISSE FIRST BOSTON MOR SEC CORP SERIES 2002-1
filed 2004-03-25
CIK 1176327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A

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

                             AMENDMENT NUMBER 1 OF 1

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Annual Independent Accountant's Servicing Reports concerning servicing activities for the year ended December 31, 2002, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.


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

                                    CREDIT SUISSE FIRST BOSTON MORTGAGE
                                    SECURITIES CORP.



Date:  March 25, 2003               By: /s/  Andrew Kimura
                                    -----------------------------
                                    Name:   Andrew Kimura
                                    Title:  Vice President

                                CERTIFICATION
         Re: Credit Suisse First Boston Mortgage Securities Corp., Home Equity Mortgage Trust 2002-1
                  Home Equity Pass-Through Certificates, Series 2002-1

                  I, Andrew Kimura, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Home Equity Mortgage Trust 2002-1 (the "Trust");

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

Dated: March 25, 2003



By: /s/ Andrew Kimura
    -------------------------------------
Name:   Andrew Kimura
Title:  Vice President

                                 EXHIBIT INDEX

Exhibit Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

        a) Wilshire Credit Corporation, as Servicer
        b) Ocwen Federal Bank FSB, as Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

        a) Wilshire Credit Corporation, as Servicer
        b) Ocwen Federal Bank FSB, as Servicer

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

Deloitte & Touche, LLP
111 SW Fifth Avenue
Portland, Oregan 97204
www.deloitte.com



INDEPENDENT ACCOUNTANTS' REPORT


TO:  Wilshire Credit Corporation:

     We have examined management's assertion about Wilshire Credit Corporation's (the "Company"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated in all material respects.

By:  /s/ Deloitte & Touche, LLP
--------------------------------

March 13, 2003

PricewaterhouseCoopers, LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL  33401
Telephone:  (561) 832-0038
Facsimile:  (561) 803-0181


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Ocwen Federal Bank FSB


     We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except fo the noncompliance related to interest on escrows described in the third paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

     Our examination disclosed noncompliance with minimum servicing standards in certain states related to interest on escrows applicable to the Bank during the year ended December 31, 2002. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

     In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC



March 14, 2003

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002

Wilshire Credit Corporation
P. O. Box 8517
Portland, Oregon
97207-8517



                              MANAGEMENT ASSERTION

     As of and for the year ended December 31, 2002, Wilshire Credit Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wilshire Credit Corporation had in effect a fidelity bond in the amount of $10,000,000.00 and an errors and omissions policy in the amount of $5,000,000.00.



By:  /s/ Heidi Peterson                  Company:  Wilshire Credit Corporation
     --------------------------
     Heidi Peterson

     Vice President                     Date:  August 4, 2003
     Investor Relations

OCWEN FEDERAL BANK FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL  33401

                  MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 14, 2003

     As of and for the year ended December 31, 2002, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

.. Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2002. The Bank is currently implementing an enhancement to its REALServicing servicing system to ensure that for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

     As of and for this same period, the Bank has in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.



/s/ Ronald M. Faris
---------------------------
Ronald M. Faris
President

/s/ Scott W. Anderson
---------------------------
Scott W. Anderson
Senior Vice President of Residential Assets

/d/ James D. Campbell
---------------------------
James D. Campbell
Director of Investor Reporting




OCWEN FEDERAL BANK FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL  33401

OFFICER'S CERTIFICATION ON ANNUAL STATEMENT AS TO COMPLIANCE

March 13, 2002

     Pursuant to the applicable sections of the Servicing Agreements,  I, Ronald
M. Faris, as officer of Ocwen Federal Bank, FSB (the "Bank"), confirm that a review of he activities of the Bank during the calendar year ending December 31,200 and of the performance under the Servicing Agreements has been made uner my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout such calendar year.

/s/ Ronald M. Faris
---------------------------
Ronald M. Faris
President, Ocwen Federal Bank FSB