Form 10-K/A
period 2002-12-31
CREDIT SUISSE FIRST BOSTON MOR SEC CORP SERIES 2002-1
filed 2004-03-25
CIK 1176327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934   for   the    period  from  August 1, 2002
         (Commencement of Operations) to December 31, 2002

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-77054-20

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


              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                    HOME EQUITY MORTGAGE TRUST SERIES 2002-2
          HOME EQUITY MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-2
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                             AMENDMENT NUMBER 1 OF 1

CREDIT  SUISSE  FIRST BOSTON  MORTGAGE  SECURITIES  CORP.
HOME EQUITY MORTGAGE TRUST SERIES 2002-2
HOME EQUITY MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-2
-------------------------------------------------------------

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

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
HOME EQUITY MORTGAGE TRUST SERIES 2002-2
HOME EQUITY MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-2
-------------------------------------------------------------


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

                                    CREDIT SUISSE FIRST BOSTON MORTGAGE
                                    SECURITIES CORP.



Date: March 25, 2004                By: /s/ Andrew Kimura
                                    -----------------------------
                                    Name:  Andrew Kimura
                                    Title: Vice President

                                CERTIFICATION

         Re:      Credit Suisse First Boston Mortgage Securities Corp.,
                  Home Equity Mortgage Trust 2002-2
                  Home Equity Mortgage Pass-Through Certificates, Series 2002-2

                  I, Andrew Kimura, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Home Equity Mortgage Trust 2002-2 (the "Trust");

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

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated August 1, 2002 (the "Pooling and Servicing Agreement"), among Credit Suisse First Boston Mortgage Securities Corp., as depositor (the "Depositor"), DLJ Mortgage Capital, Inc., as seller (the "Seller"), Wilshire Credit Corporation, as a servicer (in such capacity, a "Servicer"), Ocwen Federal Bank FSB, as a servicer (in such capacity, a "Servicer") and JPMorgan Chase Bank, as trustee (the "Trustee").

Dated: March 25, 2004



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